Form 10-K/A
period 1999-12-31
MERRILL LYNCH MORT INVEST INC MOR PAS THR CER SE 1998-C3
filed 2000-11-21
CIK 1089879

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 9 of consecutively numbered pages.

                        AMENDMENT NUMBER 1 OF 1

MERRILL LYNCH MORTGAGE INVESTORS, INC.
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C3
-----------------------------------------------------------------------

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  November 21, 2000          By: /s/ Mary Boyle
                                    -----------------------------
                                    Mary Boyle
                                    Assistant Vice President

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance


GE Capital Loan Services, Inc.
P.O. Box 671588, Houston, TX 77267
363 North Sam Houston Parkway East, Suite 1200
Houston, TX 77060
281 405-7000

March 28, 2000
Via Federal Express

The Chase Manhattan Bank, as Trustee
450 West 33rd Street, 8th Floor
New York, New York 1000l
Attention: Structured Finance Services-CMBS

GE Capital Realty Group, Inc., as Special Servicer
16479 Dallas Parkway, Suite 400
Addison, Texas 75001
Attention: Legal Dept.
Merrill Lynch Mortgage Investors, Inc.,
Mortgage Pass-Through Certificates, Series 1998-C3

Moody's Investors Service, Inc., as Rating Agency
99 Church Street
New York, New York 10007
Attention: CMBS Monitoring


GECC, as Controlling Class Representative
125 Park Ave. 10th Floor
New York, New York 10017
Attention: Dan Vinson

Standard & Poor's Ratings Group, as Rating Agency
25 Broadway
New York, New York 10004
Attention: Real Estate Ratings Group,Surveillance Manager

Merrill Lynch, as Underwriter
World Financial Center, North Tower 26th Floor
250 Vesey Street
New York, New York 10281
Attention: Barry Blattman


Re:  Annual Statement as to Compliance
     Merrill Lynch Mortgage Pass-Through Certificates, Series 1998-C3

In accordance with Section 3.13 of the Pooling and Servicing Agreement (the "Agreement") dated as of December 1, 1998, entered into in connection with the above-referenced Certificates, the undersigned officer of GE Capital Loan Services, Inc. (the "Master Servicer") hereby certifies that (i) a review of the activities of the Master Servicer for the period of time from December 1, 1998 through December 31, 1999 and of its performance under the Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout such period, and (iii) the Master Servicer has received no notice regarding qualification, or challenge to the status of any portion of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.


/s/ Pat McEntee
Pat McEntee, Vice President, on behalf of GE Capital Loan
Services, in its capacity as Servicer

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report


Arthur Andersen LLP
711 Louisiana Street, Suite 1300
Houston, Texas  77002

To GE Capital Loan Services, Inc.

We have examined management's accompanying assertion about GE Capital Loan Services, Inc.'s (GECLS) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1999, in relation to its servicing of multifamily and commercial mortgage loans and that GECLS had in effect a fidelity bond and errors and omissions policy in the amount of $550,000,000 as of December 31, 1999. Our examination included all third-party loan portfolios. Management is responsible for GECLS' compliance with those servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GECLS' compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GECLS' compliance with the minimum servicing standards.

In our opinion, management's accompanying assertion that GECLS complied in all material respects with the aforementioned minimum servicing standards and had in effect a fidelity bond and errors and omissions policy in the amount of $550,000,000 as of December 31, 1999, is fairly stated, in all material respects.


/s/  Arthur Andersen LLP

Houston, Texas
January 14, 2000

GE Capital Loan Services, Inc.
P.O. Box 671588, Houston, TX 77267
363 North Sam Houston Parkway East, Suite 1200
Houston, TX 77060
281 405-7000


January 14, 2000

Arthur Andersen LLP
711 Louisiana Street
Suite 1300
Houston, Texas  77002

As of and for the year ended December 31, 1999, GE Capital Loan Serivces, Inc.'s ("GECLS") servicing of multi-family and commerical mortgage loans has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Associaation of America's Uniform Single Attestation Program for Mortgage Bankers. GECLS' Fidelity Bond and Errors and Omissions policies provide coverage of up to $550,000,000 as of December 31, 1999. For other errors and omission liabilities GECLS is self-insured for risks of errors and omissions in the performance of its commercial mortgage loan servicing business by General Electric Capital Corporation, its corporate parent.

/s/  Joseph F. Beggins
President and Chief Executive Officer